Form 10QSB
period 2001-04-30
AUS SALES FOCUS INC
filed 2001-06-19
CIK 1128230

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 April 30, 2001
   OR

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


             Class                        Outstanding at April 30, 2001

Common Stock, par value $0.001                    100

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                         6 MONTHS ENDED       FISCAL YEAR
                                         APRIL 30,            ENDED OCTOBER 31,
                                           2001                 2000
                                         (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       -            $      -
------------------------------------------------------------------------

INCORPORATION COSTS                           1,000               1,000
------------------------------------------------------------------------
TOTAL ASSETS                              $   1,000            $  1,000
========================================================================



LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $   1,699            $  1,499
------------------------------------------------------------------------
TOTAL LIABILITIES                             1,699               1,499
------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 1,000,000 common shares with a
  par value of $0.001 each
ISSUED AND OUTSTANDING
100 common shares with a par
  value of $0.001 at April 30,
  2001 and at October 31, 2000                    1                   1
------------------------------------------------------------------------
                                                  1                   1
Deficit Accumulated During the
  Development stage                           (700)               (500)
------------------------------------------------------------------------
                                              (699)               (499)
------------------------------------------------------------------------

                                          $   1,000            $  1,000
========================================================================

CONTINUING OPERATIONS (NOTE 1)

                              AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                                             Intitial
                                                             Period from
                                     6 months   3 months     Incorporation
                                     ended      ended        (February 18,
                                     April 30,  January 31,  2000) to April 30,
                                     2001       2001         2000


EXPENSES
  Expenses                           $    -       $   -        $  -
  Legal                                 200         100           -
----------------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD   $  200       $ 100        $  -
============================================================================

BASIC AND DILUTED LOSS PER SHARE     $(2.00)      $(1.00)      $ (-)
----------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING     100          100         100
----------------------------------------------------------------------------

                              AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                           6 months ended        3 months ended
                                             April 30,            January 31,
                                               2001                2001

CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                       $    (100)          $    (100)
------------------------------------------------------------------------------
  Net change in non-cash working
    capital balances

    Accounts payable                              100                  100
------------------------------------------------------------------------------

Net cash used in operating activities              -                     -
------------------------------------------------------------------------------

INVESTING
  Incorporation costs                              -                     -
------------------------------------------------------------------------------

FINANCING
  Issuance of capital stock                        -                     -
------------------------------------------------------------------------------
CHANGE IN CASH FOR PERIOD                          -                     -

CASH, BEGINNING OF PERIOD                          -                     -
------------------------------------------------------------------------------
CASH, END OF PERIOD                         $      -            $        -
==============================================================================

                            AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED APRIL 30, 2001
                                 (U.S. DOLLARS)




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

Dated:  June 19, 2001