Form 10KSB
period 2001-10-31
AUS SALES FOCUS INC
filed 2002-05-10
CIK 1128230

U.S. SECURITIES AND EXCHANGE COMMISSION
						Washington, D.C.
						FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

	For the fiscal year ended                October 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

	For the transition period from


					AUS SALES FOCUS, INC.
      ------------------------------------------------------------------
			(Name of small business issuer in its charter)

Delaware                                           98-0222208
-----------------------------               ---------------------------
(State or other jurisdiction			(IRS Employer Identification No.)
of incorporation)


                                 Colin Watt
             1360 - 605 Robson Street, Vancouver BC Canada V6B 5J3
            ------------------------------------------------------
           (Address of principal executive office including zip code)

	                          (604)- 684-6535
	                   ----------------------------
				   Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common
Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes    X

	Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

	State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not Applicable

	(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

	Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes       No        N/A  X


				DOCUMENTS INCORPORATED BY REFERENCE
None

ITEMS 1 & 2.  DESCRIPTION OF THE BUSINESS AND THE COMPANY'S PROPERTIES

A.	The Company

	AUS Sales Focus, Inc. (the "Company") was organized under the laws of the State of Delaware on February 18, 2000. The Company was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate (a "Target Company"). The Company will not restrict its search to any specific business, industry or geographical location.

	The Company does not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating, and analyzing business combinations will be paid with money in the Company's treasury or loaned by management.

	Although the Company was under no obligation to do so, it has voluntarily filed this registration statement because it believes that it can better facilitate its business goals if it were a "reporting issuer" under the Securities Exchange Act of 1934 (the "Exchange Act").

				PROPOSED BUSINESS

	The Company will seek to locate and acquire a Target Company which in the opinion of the Company's management (sometimes referred to as the "Management") offers long term growth potential. The Company will not restrict its search to any specific business, industry or geographical location. The Company may seek to acquire a Target Company which has just commenced operations, or which wishes to avail itself of the benefits of being a "reporting issuer" in order to facilitate capital formation to expand into new products or markets.

	There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

*	the ability to use registered securities to make acquisitions of assets
	or businesses;
*	increased visibility in the financial community;
*	the facilitation of borrowing from financial institutions;
*	improved trading efficiency;
*	shareholder liquidity;
*	greater ease in subsequently raising capital;
*	compensation of key employees through stock options;
*	enhanced corporate image;
*	a presence in the United States capital market.

A Target Company, if any, which may be interested in a business combination with the Company may include the following:

*	a company for which a primary purpose of becoming public is the
	use of its securities for the acquisition of assets or businesses;
*	a company which is unable to find an underwriter of its securities or
	is unable to find an underwriter of securities on terms acceptable to
	it;
*	a company which wishes to become public with less dilution of its
	common stock than would occur upon an underwriting;
*	a company which believes that it will be able to obtain investment
	capital on more favorable terms after it has become public;
*	a foreign company which may wish an initial entry into the United
	States securities market;
*	a special situation company, such as a company seeking a public
	market to satisfy redemption requirements under a qualified
	Employee Stock Option Plan; and
*	a company seeking one or more of the other perceived benefits of
	becoming a public company.

	There is no assurances that the Company will be able to effect an acquisition of a Target Company. In addition, at this time, no specifics as to an acquisition or as to the nature of the Target Company can be provided.

				RISK FACTORS

	The Company's business is subject to numerous risk factors, including the following:

Anticipated Change in Control and Management.   Upon the successful
completion of the acquisition of a Target Company, the Company anticipates that it will have to issue to the Target Company or its shareholders some authorized but unissued common stock which, when issued will comprise a majority of the Company's then issued and outstanding shares of common stock. Therefore, the Company anticipates that upon the closing of the acquisition of a Target Company, the Company will no longer be controlled by the current shareholders. In addition, existing management and directors may resign.
The Company cannot give any assurance that the experience or qualifications of new management, as it relates to either in the operation of the Company's activities or in the operation of the business, assets or property being acquired, will be adequate for such purposes.

Conflict of Interest - Management's Fiduciary Duties. A conflict of interest may arise between management's personal financial benefit and management's fiduciary duty to you. The Company's sole director and officer is or may become an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Mr. Watt is engaged in other business activities. Accordingly, the amount of time he will devote to the Company's business will only be about five (5) to ten (10) hours per month. There exists potential conflicts of interest including allocation of time between the Company and its representative's other business interests.

Experience of Management; Consultants.   Although management has general
business experience, it has limited experience in effecting business combinations and may not have any significant experience in acquiring or operating certain business interests that the Company might choose to acquire. Management does not have, nor does it presently intend to enter into, any contracts or agreements with any consultants or advisors with respect to its proposed business activities. Consequently, management has not established the criteria that will be used to hire independent consultants regarding their experience, the services to be provided, the term of service, etc., and no assurance can be made that the Company will be able to obtain such assistance on acceptable terms.

Potential Future Rule 144 Sales.   Of the 1,000,000 shares of the Company's
Common Stock authorized, there are presently issued and outstanding 100 shares $.001 par value; all of which are restricted securities as that term is defined under the Securities Act of 1933 (the "Securities Act"), and in the future may, subject to the foregoing discussion, be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to 1% of the Company outstanding common stock every three months. Rule 144 also permits, under certain circumstances, that the sale of shares by a person who is not an affiliate of ours and who has satisfied a two year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a registration statement filed under the Securities Act, may have a depressive effect on the market price of the Company's common stock in any market that may develop for such shares.

	Pursuant to a letter dated January 21, 2000 from the United States Securities and Exchange Commission (the "Commission") to NASD Regulation, Inc. the Commission has taken the position that, both before and after a business combination, the promoters or affiliates of blank check companies, as well as their transferees, are underwriters of the securities issued and accordingly such securities can only be resold pursuant to a Registration Statement filed under the Securities Act. Accordingly the aforementioned shares may not be sold in compliance of Rule 144.

Possible Issuance of Additional Shares.   The Company's Certificate of
Incorporation, authorizes the issuance of 1,000,000 shares of common stock $.001 par value. The Company's Board of Directors has the power to issue any or all of such additional shares without stockholder approval for such consideration as it deems. Management presently anticipates that it may choose to issue a substantial amount of the Company's shares in connection with the acquisition of a target business.

Risks of Leverage.   There are currently no limitations relating to the
Company's ability to borrow funds to increase the amount of capital available to it to effect a business combination or otherwise finance the operations of any Target Company. The amount and nature of any borrowings by the Company will depend on numerous factors, including the Company's capital requirements, the Company's perceived ability to meet debt services on any such borrowings, and then-prevailing conditions in the financial markets, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The Company's inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a Target Company, may have a material adverse effect on the Company's financial condition and future prospects.

Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including:

*	if the Company's operating revenues after the acquisition were to be
	insufficient to pay debt service, there would be a risk of default and foreclosure on the Company assets.

*	if a loan agreement containing covenants is breached without a
	waiver or renegotiation of the terms of that covenant, then the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due.

*	if the interest rate on a loan fluctuated or the loan was payable on
	demand, the Company would bear the risk of variations in the interest rate or demand for payment.

*	if the terms of a loan did not provide for amortization prior to
	maturity of the full amount borrowed and the "balloon" payment could not be refinanced at maturity on acceptable terms, we might be required to seek additional financing and, to the extent that additional financing is not available on acceptable terms, to liquidate the Company's assets.

Possible Need for Additional Financing.   The Company cannot ascertain with
any degree of certainty the capital requirements for a particular Target Company inasmuch as the Company has not yet identified any acquisition candidates. If the Target Company requires additional financing, such additional financing (which, among other forms, could be derived from the public or private offering of securities or from the acquisition of debt through conventional bank financing), may not be available, due to, among other things, the Target Company not having sufficient:

* credit  or operating history;
* income stream;
* profit level;
* asset base eligible to be collateralized; or
* market for its securities.

Since no specific business has been targeted for acquisition, it is not possible to predict the specific reasons why conventional private or public financing or conventional bank financing might not become available. Although there are no agreements between the Company and any of its officers and/or directors pursuant to which we may borrow and such officers and/or directors are obligated to lend the Company monies, there are no restrictions on the Company's right to borrow money from officers and directors. No stockholder approval is required in connection with any such loan.

Penny Stock Rules.    Under Rule 15g-9, a broker or dealer may not sell a
"penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless:

(1)	such sale or purchase is exempt from Rule 15g-9; or

(2)	prior to the transaction the broker or dealer has (a) approved the
	person's account for transaction in penny stocks in accordance with Rule 15g-9 and (b) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

	The Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (a) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average revenue of at least $6,000,000 for the preceding three years; (b) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; (c) and a security that is authorized or approved for authorization upon notice of issuance for quotation on the National Association of Securities ("NASD") Dealers
Automated Quotation System ("NASDAQ").

	It is likely that the Company's common stock will be subject to the regulations on penny stocks; consequently, the market liquidity for the Company common stock may be adversely affected by such regulations. This, in turn, will affect shareholders ability to sell his shares following the completion of an acquisition.

	There is no current trading market for shares (the "Shares") of the Company's common stock and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. The Shares, to the extent that a market develops for the Shares at all, will likely appear in what is customarily known as the "pink sheets" or on the NASD over-the-counter Bulletin Board (the "OTCBB"), which may limit the marketability and liquidity of the Shares.

	To date, neither the Company nor anyone acting on behalf of the Company has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for the Company's common stock. The Company has had no discussions or understandings, with any "market makers" regarding the participation of any such market maker in the future trading market, if any, in the Company's common stock. Management expects that discussions in this area will ultimately be initiated by the management in office after completion of the acquisition of a Target Company.

Risks Associated with Operations in Foreign Countries.   The Company's
business plan is to seek to acquire a Target Company. Management's discretion is unrestricted, and the Company may participate in any business whatsoever that may in the opinion of Management meet the Company's business objectives. The Company may acquire a business outside the United States. The Company has not limited the scope of its search to a particular region or country. Accordingly, if the Company acquires a business located, or operating in a foreign jurisdiction, the Company's operations may be adversely affected to the extent of the existence of unstable economic, social and/or political conditions in such foreign regions and countries.

No Recent Operating History or Revenue and Minimal Assets.   The Company
has had no operating history nor any revenues or earnings from operations since incorporation. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a Target Company. There is no assurance that the Company can identify such a Target Company and consummate such a business combination.

Speculative Nature of the Company's Proposed Operations.   The success of
the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified Target Company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the Target Company and numerous other factors beyond the Company's control.

Scarcity of and Competition for Business Opportunities and Combinations.
The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No Agreement for Acquisition of a Target Company Combination.   The
Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a Target Company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Reporting Requirements May Delay or Preclude Acquisition.   Section 13 of
the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization.   The Company has
neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Lack of Diversification.   The Company's proposed operations, even if
successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Regulation under Investment Company Act.   Although the Company will be
subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

Probable Change In Control and Management.   A business combination
involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a Target Company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Taxation.   Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the Target Company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

 ITEM 3.  LEGAL PROCEEDINGS

	The Company is not party to any pending legal proceedings and is not aware of any contemplated legal proceedings to which it may be a party or of which any of its properties may be subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the last quarter of the fiscal year ended October 31, 2001 no matter was submitted to the vote of the Company's security holders, through resolutions of proxies or otherwise.

	PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

	There is no trading market for the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

	This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "Management's Discussion and Analysis or Plan of Operation" regarding the Company's prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations are reasonable, it can give no assurance that such expectations are reasonable and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report under "Risks Associated with the Company's Business." All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Business Objectives

	The Company's business plan is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. Management's discretion is unrestricted, and the Company may participate in any business whatsoever that may in the opinion of Management meet the business objectives discussed herein.

	The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation, and others. Management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, the Company has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to any business, property or industry.

	Businesses that seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements, market conditions, legal costs, conditions or requirements imposed by Federal and state securities laws and possible loss of voting control. In making an investment in the Company, investors should recognize that the terms of their purchase of the Company's securities may ultimately prove to be less favorable than if such persons had invested in the securities of a specific business that was undertaking its own public offering.

Evaluation Criteria

	The analysis of potential business endeavors will be undertaken by or under the supervision of Management, no member of which is a professional business analyst. Management is comprised of one individual with limited business experience, and Management will rely on its own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate. It is quite possible that Management will not have any business experience or expertise in the type of business engaged in by the company ultimately acquired. Management will seek to examine those factors described herein when making a business decision; however, the mention of such factors to be examined by Management with regard to its determining the potential of a business endeavor should not be read as implying any experience or expertise on behalf of Management as to the business chosen. These factors are merely illustrative of the types of factors that Management may consider in evaluating a potential acquisition.

	Management anticipates that the selection of a Target Company will be complex and risky because of the competition for such business opportunities among all segments of the financial community. The nature of the Company's search for the acquisition of a Target Company requires maximum flexibility inasmuch as the Company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification in relation to the Company's acquisition may not permit the Company to offset potential losses from one venture against profits from another. This should be considered a negative factor affecting any decision to purchase the Shares. Management of the Company will have virtually unrestricted flexibility in identifying and selecting a prospective Target Company. Management may consider, among other factors in evaluating a prospective Target Company and determining the "fair market value" thereof, the following:

	*	the Target Company's net worth;

	*	the Target Company's total assets;

	*	the Target Company's cash flow;

	*	costs associated with effecting the Business Combination;

	*	equity interest in and possible management participation in the
		Target Company;

	*	earnings and financial condition of the Target Company;

	*	growth potential of the Target Company and the industry in which
		it operates;

	*	experience and skill of management and availability of additional
		personnel of the Target Company;

	*	capital requirements of the Target Company;

	*	competitive position of the Target Company;

	*	stage of development of the product, process or service of the
		Target Company;

	*	degree of current or potential market acceptance of the product,
		process or service of the Target Company;

	*	possible proprietary features and possible other protection of
		the product, process or service of the Target Company; and

	*	regulatory environment of the industry in which the Target
		Company operates.

	The foregoing criteria is not intended to be exhaustive or obligatory and any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objectives.

	It is anticipated that locating and investigating specific business
proposals could take a considerable amount of time.   The time and costs
required to select and evaluate a Target Company candidate (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state corporate laws) cannot presently be ascertained with any degree of certainty.

	The Company anticipates that it will make contact with business prospects primarily through the efforts of its officer and agents, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as Management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Target Company candidates may be brought to its attention from various unaffiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation.

	To date, the Company has not selected any particular industry or any Target Company in which to concentrate its Business Combination efforts.

Daily Operations

	The Company expects to use attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Acquisition.

	Until an active business is commenced or acquired the Company will have no employees or day- to-day operations. The Company is unable to make any estimate as to the future number of employees which may be necessary, if any, to work for the Company. If an existing business is acquired it is possible that its existing staff would be hired by the Company. At the present time it is the intention of Management to meet or be in telephone contact at least once a week and more frequently if needed to review business opportunities, evaluate potential acquisitions and otherwise operate the affairs of the Company. Except for reimbursement of reasonable expenses incurred on behalf of the Company, Management will not be compensated for these services rendered on behalf of the Company.

Office Facilities

	The Company will maintain its business address at 1360-605 Robson Street, Vancouver BC Canada. Pursuant to an oral agreement, which agreement may be terminated by either party on 30 days prior written notice, the Company will use these offices on a rent free basis until such time as it consummates a Business Combination.

ITEM 7.  FINANCIAL STATEMENTS

Index												Page

Independent Auditor's Report								F-1

Balance Sheet as of at October 31, 2001 and October 2000			F-2

Statements of Loss for the year ended October 31, 2001
and for the period ended from the date of incorporation February 18, 2000
to October 31, 2000									F-3

Statement of Cash Flow for the year ended October 31, 2001
and for the period ended from the date of incorporation
February 18, 2000 to October 31, 2000						F-4

Statement of Shareholders' Equity (Deficit) for the period
from date of incorporation February 18, 2000 to October 31, 2001		F-5

Notes to Financial Statements								F-6/7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

	Not Applicable

				PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which such person has ever served as such, and the business experience during at least the last five years:

Name                         Age     Positions and Offices Held

Colin Watt                   30     President and Director
(Since February 18, 2000)

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Colin Watt became sole officer and director of the Company on February 18, 2000. Mr. Watt has been a consultant for the past 8 years providing accounting, administrative and management services to public companies. He is currently the president of Squall Capital Corp. a private consulting company to public companies. His clients included a wide variety of business including e-commerce, software development, mineral exploration, mine development and oil and gas exploration.

Mr. Watt graduated with a Bachelor of Commerce (Finance) from the University of British Columbia in 1993.

ITEM 10.  EXECUTIVE COMPENSATION

	No officer or director presently receives a salary. Except as described herein it is not anticipated that any director or officer will receive any fee or salary pending consummation of a Business Combination. However, directors and/or officers will receive expense reimbursement for expenses reasonably incurred on behalf of the Company.

	In addition, Mr. Watt as a stockholder of the Company or his affiliates may receive personal financial gain, by: (i) payment of consulting fees, (ii) sales of affiliates' stock, and (iii) payments of salaries. See "Risks Associated with the Company's Business." However, no finders fees will be paid to an officer, director or principal stockholder or their affiliates by virtue of their initiation of, or the identification of a Target Company with which a Business Combination is consummated.

Conflicts of Interest.

	The Company's sole officer and director expects to organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the director is engaged in other business activities, he will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

	A conflict may arise in the event that another blank check and/or blind pool company (a "blind pool company") with which management is affiliated is formed and actively seeks a Target Company. It is anticipated that target companies will be located for the Company and other blind pool companies in chronological order of the date of formation of such blind pool companies or by lot. However, any blank check companies that may be formed may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a Target Company may be more suitable for or may prefer a certain blind pool company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blind pool company regardless of date of formation or choice by lot. Mr. Watt will be responsible for seeking, evaluating, negotiating and consummating a business combination with a Target Company which may result in terms providing benefits to Mr. Watt.

      The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a Target Company to the Company where that reference results in a business combination. No finder's fee of any kind will be paid by the Company to management or promoters of the Company or to their affiliates. No loans of any type have, or will be, made by the Company to management or promoters of the Company or to any of their associates or affiliates.

	Management has not adopted policies involving possible conflicts of interest.

	There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by Management to resolve conflicts of interest in favor of the Company could result in liability of Management to the Company. However, any attempt by shareholders to enforce a liability of Management to the Company would most likely be prohibitively expensive and time consuming.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of February 28, 2002 and as adjusted to reflect the sale of the Shares by: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's officers and directors, and (iii) all directors and officers of the Company as a group.

NAME AND ADDRESS OF            SHARES OF            APPROXIMATE
BENEFICIAL                     COMMON STOCK         PERCENTAGE
OWNER                          BENEFICIALLY         OWNED
                               OWNED

Colin Watt                      100                   100%
1360 - 605 Robson Street,
Vancouver BC Canada
V6B 5J3

Officers and Directors as a     100                   100%
Group (1 person)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

		None

ITEM 13.  EXHIBITS AND REPORTS ON 8K

	(a) Exhibits

		None

	(b) Reports on Form 8-K

		No reports on Form 8-K were filed during the last quarter of the period covered by this report.

	SIGNATURE

		In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

								AUS SALES FOCUS, INC.
								(Registrant)

Dated: May 9, 2002					By:  /s/ Colin Watt
                                                -------------------------
								Colin Watt, President

Russell & Co.


AUDITORS' REPORT TO THE DIRECTORS OF:
AUS SALES FOCUS, INC.
(A Delaware Corporation)
(A development stage company)


We have audited the balance sheet of AUS Sales Focus, Inc. as at October 31, 2001, and October 31, 2000 and the statements of loss and shareholders' equity (deficit) and cash flows for the year ended
October 31, 2001 and from the date of incorporation February
18, 2000 to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2001 and October 31, 2000 and the results of its operations and its cash flows for the year ended October 31, 2001 and from the date of incorporation February 18, 2000 to October 31, 2000 in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's negative working capital and deficit raises substantial doubt about its ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.


                                                    Chartered Accountant
West Vancouver, B.C.
Canada.
February 22, 2002

Page F-1

                             AUS SALES FOCUS, INC.
                           (A Delaware Corporation)
                         (A development stage company)

                               Balance Sheet
                as at October 31, 2001 and October 31, 2000
                               (U.S. DOLLARS)


							2001		2000

Assets

Current assets
Cash and bank					$    -	$    -
-------------------------------------------------------------------
							     -	     -
Incorporation costs				  1,000	 1,000
-------------------------------------------------------------------
Total Assets					$ 1,000	$1,000
===================================================================


Liabilities

Current liabilities
Accounts payable					$2,399	$1,499
-------------------------------------------------------------------
Total Liabilities			             2,399	 1,499
-------------------------------------------------------------------
Shareholders' equity (deficit)

Share Capital
Authorized:
 1,000,000 common shares with a par value of $0.001 each
Issued and outstanding
 100 common shares with a par value
of $0.001  at October 31, 2001 	           1	     1
-------------------------------------------------------------------
							     1	     1

 Deficit Accumulated During the
Development stage   				(1,400)	  (500)
							(1,399)	   499
-------------------------------------------------------------------

							$ 1,000	$1,000
===================================================================
CONTINUING OPERATIONS (NOTE 1)

Page F-2

					AUS SALES FOCUS, INC.
				     (A Delaware Corporation)
				   (A development stage company)

					Statement of Loss
		For the year ended October 31, 2001 and for the period ended from
		 the date of incorporation February 18, 2000 to October 31, 2000

					(U.S. DOLLARS)

						Cumulative to     2001     Period from
						October 31, 2001		 February 18, 2000
						from date of 			to
						incorporation        	October 31, 2000
						February 18, 2000
						 unaudited)
Expenses
Accounting and audit			$     1,000       $  500    $    500
Legal							  400		   400	     -
----------------------------------------------------------------------------
Net earnings (loss) for the period	$   (1,400)       $ (900)   $   (500)
============================================================================
Basic and diluted loss per share	$    (14.0)	      $ (9.0)   $   (5.0)
----------------------------------------------------------------------------

Weighted average shares outstanding	      100            100	    100
----------------------------------------------------------------------------

Page F-3

					 AUS SALES FOCUS, INC.
                             (A Delaware Corporation)
                           (A development stage company)

                              Statement of Cash Flow
         For the year ended October 31, 2001 and for the period ended from the date of incorporation February 18, 2000 to October 31, 2000

 						(U.S. DOLLARS)

						Cumulative to     2001     Period from
						October 31, 2001		 February 18, 2000
						from date of 			to
						incorporation        	October 31, 2000
						February 18, 2000
						 unaudited)

Cash provided by (used in)

Operations
Net Loss for period 			$  (1,400)		$   (900)	$  (500)
----------------------------------------------------------------------------
	  					   (1,400)    	    (900)	   (500)
Net change in non-cash working
capital balances

Accounts Payable	       		    2,399	           900	    1,499
----------------------------------------------------------------------------
Net cash used in operating activities     999	             -	      999
----------------------------------------------------------------------------
Investing
Incorporation costs		         (1,000)	             -	   (1,000)
----------------------------------------------------------------------------
Financing
Issuance of capital stock	              1	             -	        1
----------------------------------------------------------------------------

Change in cash for period	               -	             -	       -

Cash, beginning of period	               -               -	       -
----------------------------------------------------------------------------
Cash, end of period 			$        -		$      -	$       -
============================================================================

Page F-4

                              AUS SALES FOCUS, INC.
                            (A Delaware Corporation)
                         (A development stage company)

                   Statement of Shareholders' Equity (Deficit)
                    For the period from date of incorporation
                        February 18, 2000 to October 31, 2001

                                 (U.S. DOLLARS)

                                                       Deficit       Total
                                                       accumulated   Share-
                                       Common shares   during the   holders'
                                     Shares  Amount    Development  Equity
                                                        Stage       (Deficit)


Paid-in capital at incorporation on
  February 18, 2000                   100   $  1     $   -          $    1

Net loss                                -        -      (500)         (500)
-----------------------------------------------------------------------------
Balance at October 31, 2000           100   $  1     $  (500)       $ (499)
-----------------------------------------------------------------------------
Net loss                                -        -      (894)         (894)
-----------------------------------------------------------------------------
Balance at October 31, 2001           100   $  1     $(1,400)       $(1,399)
=============================================================================

Page F-5


                              AUS SALES FOCUS, INC.
                             (A Delaware Corporation)
                            (A development stage company)

                           Notes to Financial Statements
                            Year ended October 31, 2001
                                  (U.S. DOLLARS)




1.	Continuing operations

AUS Sales Focus, Inc. was incorporated on February 18, 2000 in the state of Delaware, U.S.A.

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

In February, 1997, the Financial Accounting Standards Board issued
Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share (EPS) effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive.
Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

Page F-6

c.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

3.	Income taxes

The Company has net operating losses which may give rise to future tax benefits of approximately $1,394 as of October 31, 2001. To the extent not used, net operating loss carry forwards expire beginning in the year 2015. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

Page F-7