Form 10QSB
period 2002-04-30
AUS SALES FOCUS INC
filed 2002-05-22
CIK 1128230

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 April 30, 2002
   OR

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


             Class                        Outstanding at April 30, 2002

Common Stock, par value $0.001                    100

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                          6 MONTHS ENDED      FISCAL YEAR
                                          April 30,         ENDED OCTOBER 31,
                                           2002                 2001
                                        (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       -            $      -
------------------------------------------------------------------------

INCORPORATION COSTS                           1,000               1,000
------------------------------------------------------------------------
TOTAL ASSETS                              $   1,000            $  1,000
========================================================================



LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $   2,399            $  2,399
------------------------------------------------------------------------
TOTAL LIABILITIES                             2,399               2,399
------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 1,000,000 common shares with a
  par value of $0.001 each
ISSUED AND OUTSTANDING
100 common shares with a par
  value of $0.001 at April 30,
  2002 and at October 31, 2001                    1                   1
------------------------------------------------------------------------
                                                  1                   1
Deficit Accumulated During the
  Development stage                         (1,400)             (1,400)
------------------------------------------------------------------------
                                            (1,399)             (1,399)
------------------------------------------------------------------------

                                          $   1,000            $  1,000
========================================================================

CONTINUING OPERATIONS (NOTE 1)

                              AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                     3 months   6 months  3 months  6 months
                                     ended      ended     ended      ended
                                     April 30,  Arpil 30, April 30, April 30,
                                     2002       2002       2001     2001

EXPENSES
  Expenses                           $    -       $   -   $  -       $  -
  Legal                                   -           -     100        200
----------------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD   $    -       $   -   $ 100      $ 200
============================================================================

BASIC AND DILUTED LOSS PER SHARE     $   (-)      $   (-) $ (1.00)   $ (2.00)
----------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING     100         100     100       100
----------------------------------------------------------------------------

                              AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                     3 months   6 months  3 months  6 months
                                     ended      ended     ended     ended
                                     April 30,  Arpil 30, April 30, April 30,
                                     2002       2002       2001     2001

CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                $  -       $  -      $ (100)   $ (200)
------------------------------------------------------------------------------
  Net change in non-cash working
    capital balances

    Accounts payable                    -          -         100       200
------------------------------------------------------------------------------

Net cash used in operating activities   -          -           -         -
------------------------------------------------------------------------------

INVESTING
  Incorporation costs                   -          -           -         -
------------------------------------------------------------------------------

FINANCING
  Issuance of capital stock             -          -           -         -
------------------------------------------------------------------------------
CHANGE IN CASH FOR PERIOD               -          -           -         -

CASH, BEGINNING OF PERIOD               -          -           -         -
------------------------------------------------------------------------------
CASH, END OF PERIOD                  $  -      $   -      $    -    $    -
==============================================================================

                            AUS-SALES FOCUS, INC.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED APRIL 30, 2002
                                 (U.S. DOLLARS)




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

4.     Income taxes

The Company has net operating losses which may give rise to future tax benefits of approximately $2,399 as of April 30, 2002. To the extent not used, net operating loss carryforwards expire in beginning in the year 2015. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109).
Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

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

Dated:  May 15, 2002